Form 10-K
period 2018-12-31
BMW Vehicle Lease Trust 2017-1
filed 2019-03-28
CIK 1694920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number of issuing entity: 333-205553-04
Commission file number of depositor: 333-205553

BMW VEHICLE LEASE TRUST 2017-1
(Exact name of issuing entity as specified in its charter)
Central Index Key Number of issuing entity: 0001694920

BMW AUTO LEASING LLC
(Exact name of depositor and registrant as specified in its charter)
Central Index Key Number of depositor and registrant: 0001126530

BMW FINANCIAL SERVICES NA, LLC
(Exact name of sponsor as specified in its charter)
Central Index Key Number of sponsor: 0001541188

Delaware (State or other jurisdiction of incorporation or organization of issuing entity)	22-2013053 (I.R.S. Employer Identification No. of issuing entity)

c/o BMW Financial Services NA, LLC 300 Chestnut Ridge Road Woodcliff Lake, NJ (Address of principal executive offices of issuing entity)	07677-7739 (Zip Code)

Registrant’s telephone number, including area code: (201) 307-4000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐Yes          ☒No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐Yes          ☒No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes          ☐No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☐Yes          ☐No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐Yes          ☒No
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

NOT APPLICABLE.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.          Business.
Item 1A.       Risk Factors.
Item 2.          Properties.
Item 3.          Legal Proceedings.

Item 1B.          Unresolved Staff Comments.

None.

Item 4.          Mine Safety Disclosures.

Not applicable.

The following substitute information is provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB.  Significant Obligors of Pool Assets.

No single obligor represents 10% or more of the asset pool owned by BMW Vehicle Lease Trust 2017-1 (the “Issuing Entity”).

Item 1114(b)(2) of Regulation AB.  Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets owned by the Issuing Entity or payments on the notes (the “Notes”) or the certificate (the “Certificate”) issued by the Issuing Entity representing 10% or more of the cash flow supporting any offered class of the Notes.

Item 1115(b) of Regulation AB.  Certain Derivatives Instruments.

No entity or group of affiliated entities provides any external derivative instruments that are used to alter the payment characteristics of the cashflows from the Issuing Entity or to either make payments on the pool assets owned by the Issuing Entity or payments on the Notes or the Certificate.

Item 1117 of Regulation AB.  Legal Proceedings.

To the knowledge of BMW Financial Services NA, LLC and BMW Auto Leasing LLC, there are no legal proceedings pending, or governmental proceedings contemplated, against BMW Financial Services NA, LLC, BMW Auto Leasing LLC, BMW Manufacturing L.P., Financial Services Vehicle Trust or the Issuing Entity that would be material to holders of any Notes.

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

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above.  Previously, U.S. Bank disclosed that the most substantial case was:  BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and a companion class action case involving additional trusts (collectively, the “BlackRock cases”). Some of the trusts implicated in the aforementioned BlackRock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

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

The following paragraph is disclosure received from The Bank of New York Mellon, which serves as trustee under the trust agreement creating Financial Services Vehicle Trust, which agreement was amended and restated as of September 27, 1996, by and between BMW Manufacturing L.P. and BNY Mellon Trust of Delaware, formerly known as The Bank of New York (Delaware), as trustee.

In the ordinary course of business, The Bank of New York Mellon is named as a defendant in or made a party to pending and potential legal actions. In connection with its role as trustee of certain RMBS transactions, The Bank of New York Mellon has been named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending action, The Bank of New York Mellon denies liability and intends to defend the litigations vigorously.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6.          Selected Financial Data.
Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.
Item 8.          Financial Statements and Supplementary Data.
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A.          Controls and Procedures.

Item 9B. Other Information.

Nothing to report.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.          Directors, Executive Officers and Corporate Governance.
Item 11.          Executive Compensation.
Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.          Certain Relationships and Related Transactions, and Director Independence.
Item 14.          Principal Accounting Fees and Services.

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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of BMW Financial Services NA, LLC and U.S. Bank (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the asset pool owned by the Issuing Entity during the year ended December 31, 2018 (the “2018 Reporting Period”).  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2018, and for the 2018 Reporting Period.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.

Neither the Report on Assessment nor the Attestation Report for BMW Financial Services NA, LLC has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to BMW Financial Services NA, LLC.

Neither the Report on Assessment nor the Attestation Report for U.S. Bank has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to U.S. Bank.

Item 1123 of Regulation AB.  Servicer Compliance Statement.

BMW Financial Services NA, LLC has been identified by the registrant as a servicer during the 2018 Reporting Period with respect to the assets pool owned by the Issuing Entity.  BMW Financial Services NA, LLC has provided a statement of compliance for the 2018 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)          The following documents are filed as part of this report:

(1)	Not applicable.
(2)	Not applicable.
(3)	See Item 15(b) below.

(b)          Exhibits Required by Item 601 of Regulation S-K.

Exhibit Number	Description
3.1
Certificate of Formation of BMW Auto Leasing LLC (the “Depositor”), as currently in effect, incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Registration Statement on Form S-1 (File Number 333-43128-01), filed with the SEC by the Depositor on October 31, 2000.

3.2
Amended and Restated Limited Liability Company Agreement of the Depositor, as amended and currently in effect, incorporated by reference to Exhibit 3.2 to Registration Statement on Form SF-3 (File Number 333-227645) filed with the SEC by the Depositor on October 1, 2018.

3.3
Agreement of Limited Partnership of BMW Manufacturing L.P. (“BMW LP”), dated as of February 12, 1996, between BMW Facility Partners, Inc. and BMW Financial Services NA, LLC (“BMW FS”), incorporated by reference to Exhibit 3.3 to Amendment No. 2 to Registration Statement on Form S-1 (File Number 333-43128-01), filed with the SEC by the Depositor on October 31, 2000.

4.1
Indenture, dated as of March 22, 2017, between BMW Vehicle Lease Trust 2017-1 (the “Issuing Entity”) and U.S. Bank National Association, as indenture trustee (the “Indenture Trustee”), incorporated by reference to Exhibit 4.1 to the Issuing Entity’s Form 8-K, filed with the SEC by the Issuing Entity on March 22, 2017.

10.1
Trust Agreement, amended and restated as of September 27, 1996, by and between BMW LP and BNY Mellon Trust of Delaware, formerly known as The Bank of New York (Delaware), as trustee, incorporated by reference to Exhibit 10.1 to Amendment No. 2 to Registration Statement on Form S-1 (File Number 333-43128-01), filed with the SEC by the Depositor on October 31, 2000.

10.2
Vehicle Trust Supplement, dated as of March 22, 2017, between BMW LP, as grantor and UTI Beneficiary, and BNY Mellon Trust of Delaware, formerly known as The Bank of New York (Delaware), as vehicle trustee, incorporated by reference to Exhibit 10.2 to the Issuing Entity’s Form 8-K, filed with the SEC by the Issuing Entity on March 22, 2017.

10.3
Servicing Agreement, dated as of August 30, 1995 (the “Basic Servicing Agreement”), between Financial Services Vehicle Trust (“FSVT”) and BMW FS, incorporated by reference to Exhibit 10.3 to Amendment No. 2 to Registration Statement on Form S-1 (File Number 333-43128-01), filed with the SEC by the Depositor on October 31, 2000.

10.4
2017-1 SUBI Servicing Supplement, dated as of March 22, 2017, among BMW FS, as servicer, FSVT, as vehicle trust, and BMW LP, as UTI Beneficiary, incorporated by reference to Exhibit 10.4 to the Issuing Entity’s Form 8-K, filed with the SEC by the Issuing Entity on March 22, 2017, to the Basic Servicing Agreement.

10.5
SUBI Certificate Transfer Agreement, dated as of March 22, 2017, between BMW LP, as transferor, and the Depositor, as transferee, incorporated by reference to Exhibit 10.5 to the Issuing Entity’s Form 8-K, filed with the SEC by the Issuing Entity on March 22, 2017.

10.6
Issuer SUBI Certificate Transfer Agreement, dated as of March 22, 2017, between the Depositor, as transferor, and the Issuing Entity, as transferee, incorporated by reference to Exhibit 10.6 to the Issuing Entity’s Form 8-K, filed with the SEC by the Issuing Entity on March 22, 2017.

10.7
Amended and Restated Trust Agreement, dated as of March 22, 2017, between the Depositor and Wilmington Trust, National Association, as owner trustee, incorporated by reference to Exhibit 10.7 to the Issuing Entity’s Form 8-K, filed with the SEC by the Issuing Entity on March 22, 2017.

10.8
Issuer Administration Agreement, dated as of March 22, 2017, among BMW FS, as administrator, the Issuing Entity, the Depositor, as transferor, and the Indenture Trustee, incorporated by reference to Exhibit 10.8 to the Issuing Entity’s Form 8-K, filed with the SEC by the Issuing Entity on March 22, 2017.

10.9
Back-Up Security Agreement, dated as of March 22, 2017, among FSVT, BMW LP, the Depositor, the Issuing Entity and the Indenture Trustee, incorporated by reference to Exhibit 10.9 to the Issuing Entity’s Form 8‑K, filed with the SEC by the Issuing Entity on March 22, 2017.

10.10
Asset Representations Review Agreement, dated as of March 22, 2017, among BMW FS, the Issuing Entity and Clayton Fixed Income Services, LLC, as asset representations reviewer, incorporated by reference to Exhibit 10.10 to the Issuing Entity’s Form 8‑K, filed with the SEC by the Issuing Entity on March 22, 2017.

10.11
Control Agreement, dated as of March 22, 2017, among the Depositor, as transferor, the Issuing Entity, as initial-secured party, and U.S. Bank National Association, as Indenture Trustee and as assignee-secured party, incorporated by reference to Exhibit 10.11 to the Issuing Entity’s Form 8-K, filed with the SEC by the Issuing Entity on March 22, 2017.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1*	Certification Regarding Compliance with Applicable Servicing Criteria for BMW FS.
33.2*	Management’s Assertion − Report on Assessment of Compliance with Applicable Servicing Criteria for U.S. Bank National Association.
34.1*	Report of Independent Registered Public Accounting Firm of CohnReznick LLP, relating to BMW FS.
34.2*	Report of Independent Registered Public Accounting Firm of Ernst & Young LLP, relating to U.S. Bank National Association.
35.1*	Servicer Compliance Statement of BMW FS.

____________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMW VEHICLE LEASE TRUST 2017-1 (Issuing Entity) By: BMW FINANCIAL SERVICES NA, LLC, as servicer
March 28, 2019	By: /s/ Stefan Kramer Name: Stefan Kramer Title: Vice President – Finance & CFO

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders or is anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.